Form 10-K
period 2002-12-31
GS MORTGAGE SEC CORP MORT PASS THR CERT SER 2002-9
filed 2003-03-31
CIK 1193679

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 15


CERTIFICATION AND NOTICE OF TERMINATION OF REGISTRATION UNDER SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934 OR SUSPENSION OF DUTY TO FILE REPORTS UNDER SECTIONS 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                                           Commission File Number  333-89556-08

                           GS MORTGAGE SECURITIES CORP
             (Exact name of registrant as specified in its charter)


                85 Broad Street New York, NY 10004 (212) 902-1000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


                         GSR Mortgage Loan Trust 2002-9
               Mortgage Pass-Through Certificates, Series 2002-9
             (Title of each class of securities covered by this Form)


                                      None
       (Titles of all other classes of securities for which a duty to file reports under section 13(a) or 15(d) remains)


    Please place an X in the box(es) to designate, the appropriate rule provision(s) relied upon to terminate or suspend the duty to file reports:

  Rule 12g-4(a)(1)(i)                                 Rule 12h-3(b)(1)(i)     X
  Rule 12g-4(a)(1)(ii)                                Rule 12h-3(b)(1)(ii)
  Rule 12g-4(a)(2)(i)                                 Rule 12h-3(b)(2)(i)
  Rule 12g-4(a)(2)(ii)                                Rule 12h-3(b)(2)(ii)
                                                      Rule 15d-6              X

    Approximate number of holders of record as of the certification or notice date: 26

     Pursuant to the requirements of the Securities Exchange Act of 1934, GS Mortgage Securities Corp has caused this certification/notice to be signed on its behalf by the undersigned duly authorized person.

                      JPMorgan Chase Bank in its capacity as Trustee under the Trust Agreement on behalf of GS Mortgage Securities Corp., Registrant



                      By:    /s/ Mark McDermott
                             --------------------------------------------------
                      Name:  Mark McDermott
                      Title: Assistant Vice President


                      Date: January 30, 2003